Form 10-K/A
period 2013-12-31
Wells Fargo Commercial Mortgage Trust 2013-LC12
filed 2014-08-29
CIK 1580013

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is to file as Exhibit 4.2 the Pooling and Servicing Agreement, dated as of June 1, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Pentalpha Surveillance LLC, as senior trust advisor (the “WFRBS Commercial Mortgage Trust 2013-C14 Pooling and Servicing Agreement”).

The Exhibit Index describes exhibits provided by certain parties (in their   capacities indicated on the Exhibit Index) with respect to the White Marsh Mall Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. The White Marsh Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the White Marsh Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-C14 transaction, Commission File Number 333-172366-07 (the “WFRBS 2013-C14 Transaction”). This loan combination, including the White Marsh Mall Mortgage Loan, is being serviced and administered pursuant to the WFRBS Commercial Mortgage Trust 2013-C14 Pooling and Servicing Agreement.

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

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 99.4 of the registrant’s Current Report on Form 8-K, filed on July 30, 2013 in connection with the WFRBS 2013-C14 Transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Pentalpha Surveillance, LLC as Trust Advisor for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Master Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N. A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Pentalpha Surveillance, LLC as Trust Advisor for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Master Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC as Special Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Master Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)

(99.1) This Mortgage Loan Purchase Agreement, dated July 17, 2013, between Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, and Wells Fargo Commercial Mortgage Securities, Inc. of the issuing entitys Current Report on Form 8-K/A filed with the Commission on October 15, 2013.

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2013, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on October 15, 2013.

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 99.4 of the registrant’s Current Report on Form 8-K, filed on July 30, 2013 in connection with the WFRBS 2013-C14 Transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Pentalpha Surveillance, LLC as Trust Advisor for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Master Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Pentalpha Surveillance, LLC as Trust Advisor for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Master Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC as Special Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Master Servicer for the White Marsh Mall Pari Passu Loan Combination (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)

(99.1) This Mortgage Loan Purchase Agreement, dated July 17, 2013, between Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, and Wells Fargo Commercial Mortgage Securities, Inc. of the issuing entitys Current Report on Form 8-K/A filed with the Commission on October 15, 2013.

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