Form 10-K
Wells Fargo Commercial Mortgage Trust 2013-LC12
filed 2016-03-24
CIK 1580013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-172366-08

Central Index Key Number of the issuing entity:0001580013

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

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /                                                                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                                                                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Cumberland Mall Mortgage Loan, the Carolina Place Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan, which constituted approximately 6.4%, 6.4% and 5.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Cumberland Mall Mortgage Loan, the Carolina Place Mortgage Loan or the 100 & 150 South Wacker Drive Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Cumberland Mall Mortgage Loan, the Carolina Place Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the White Marsh Mall Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. The White Marsh Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the White Marsh Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-C14 transaction, Commission File Number 333-172366-07 (the “WFRBS 2013-C14 Transaction”). This loan combination, including the White Marsh Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C14 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the WFRBS 2013-C14 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2013-C14 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and primary servicer and certificate administrator of the White Marsh Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the White Marsh Mall Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the White Marsh Mall Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFRBS 2013-C14 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the White Marsh Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement and the primary servicer of the White Marsh Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on July 30, 2013 pursuant to Rule 424(b)(5).
.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the White Marsh Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2013-C14 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2013-C14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of June 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein).

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
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.1)
33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 33.4)
33.12 Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 33.1)
33.16 Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 33.2)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Place Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian of the Carolina Place Mortgage Loan (see Exhibit 33.4)
33.19 Park Bridge Lender Services LLC, as Trust Advisor of the Carolina Place Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 33.7)
33.22 Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.1)
33.23 Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.2)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.4)
33.26 Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.5)
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.7)
33.29 Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 33.1)
33.30 Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 33.2)
33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (see Exhibit 33.3)
33.32 Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (see Exhibit 33.4)
33.33 Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan
33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 33.6)
33.35 National Tax Search, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 33.7)

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
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.1)
34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 34.4)
34.12 Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 34.1)
34.16 Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 34.2)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Place Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian of the Carolina Place Mortgage Loan (see Exhibit 34.4)
34.19 Park Bridge Lender Services LLC, as Trust Advisor of the Carolina Place Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 34.7)
34.22 Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.1)
34.23 Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.2)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.4)
34.26 Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.5)
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.7)
34.29 Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 34.1)
34.30 Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 34.2)
34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (see Exhibit 34.3)
34.32 Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (see Exhibit 34.4)
34.33 Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan
34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 34.6)
34.35 National Tax Search, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Place Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 35.1)
35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan
35.14 Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of June 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein).

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
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.1)
33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 33.4)
33.12 Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 33.1)
33.16 Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 33.2)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Place Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian of the Carolina Place Mortgage Loan (see Exhibit 33.4)
33.19 Park Bridge Lender Services LLC, as Trust Advisor of the Carolina Place Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 33.7)
33.22 Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.1)
33.23 Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.2)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.4)
33.26 Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.5)
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.7)
33.29 Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 33.1)
33.30 Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 33.2)
33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (see Exhibit 33.3)
33.32 Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (see Exhibit 33.4)
33.33 Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan
33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 33.6)
33.35 National Tax Search, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 33.7)

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
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.1)
34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 34.4)
34.12 Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 34.1)
34.16 Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 34.2)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Place Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian of the Carolina Place Mortgage Loan (see Exhibit 34.4)
34.19 Park Bridge Lender Services LLC, as Trust Advisor of the Carolina Place Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 34.7)
34.22 Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.1)
34.23 Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.2)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.4)
34.26 Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.5)
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.7)
34.29 Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 34.1)
34.30 Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 34.2)
34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (see Exhibit 34.3)
34.32 Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (see Exhibit 34.4)
34.33 Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan
34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 34.6)
34.35 National Tax Search, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Place Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 35.1)
35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan
35.14 Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-08 and incorporated by reference herein)