Form 10-K
period 2022-12-31
Wells Fargo Commercial Mortgage Trust 2013-LC12
filed 2023-03-10
CIK 1580013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Carolina Place Mortgage Loan, the Cumberland Mall Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan, which constituted approximately 6.4%, 6.4% and 5.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Carolina Place Mortgage Loan , the Cumberland Mall Mortgage Loan  or the 100 & 150 South Wacker Drive Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Carolina Place Mortgage Loan, the Cumberland Mall Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the White Marsh Mall Mortgage Loan prior to October 17, 2022, and U.S. Bank Trust Company, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the White Marsh Mall Mortgage Loan and on and after October 17, 2022.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFRBS 2013-C14 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement and the White Marsh Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”). CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports. Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates. Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j))

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the White Marsh Mall Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         U.S. Bank National Association, as Trustee prior to October 17, 2022 (Omitted. See Explanatory Notes.)

33.4         U.S. Bank Trust Company, National Association, as Trustee on and after October 17, 2022 (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Trust Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 33.2)

33.13       U.S. Bank National Association, as Trustee of the Carolina Place Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

33.14       U.S. Bank Trust Company, National Association, as Trustee of the Carolina Place Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Carolina Place Mortgage Loan (see Exhibit 33.6)

33.16       Park Bridge Lender Services LLC, as Trust Advisor of the Carolina Place Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.2)

33.21       U.S. Bank National Association, as Trustee of the Cumberland Mall Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

33.22       U.S. Bank Trust Company, National Association, as Trustee of the Cumberland Mall Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 33.6)

33.24       Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.2)

33.29       U.S. Bank National Association, as Trustee of the 100 & 150 South Wacker Drive Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

33.30       U.S. Bank Trust Company, National Association, as Trustee of the 100 & 150 South Wacker Drive Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.6)

33.32       Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.7)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 33.8)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 33.2)

33.37       U.S. Bank National Association, as Trustee of the White Marsh Mall Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

33.38       U.S. Bank Trust Company, National Association, as Trustee of the White Marsh Mall Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (see Exhibit 33.6)

33.40       Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 33.8)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         U.S. Bank National Association, as Trustee prior to October 17, 2022 (Omitted. See Explanatory Notes.)

34.4         U.S. Bank Trust Company, National Association, as Trustee on and after October 17, 2022 (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Trust Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Carolina Place Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Place Mortgage Loan (see Exhibit 34.2)

34.13       U.S. Bank National Association, as Trustee of the Carolina Place Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

34.14       U.S. Bank Trust Company, National Association, as Trustee of the Carolina Place Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Carolina Place Mortgage Loan (see Exhibit 34.6)

34.16       Park Bridge Lender Services LLC, as Trust Advisor of the Carolina Place Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Carolina Place Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.2)

34.21       U.S. Bank National Association, as Trustee of the Cumberland Mall Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

34.22       U.S. Bank Trust Company, National Association, as Trustee of the Cumberland Mall Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 34.6)

34.24       Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.2)

34.29       U.S. Bank National Association, as Trustee of the 100 & 150 South Wacker Drive Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

34.30       U.S. Bank Trust Company, National Association, as Trustee of the 100 & 150 South Wacker Drive Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.6)

34.32       Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.7)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (see Exhibit 34.8)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (see Exhibit 34.2)

34.37       U.S. Bank National Association, as Trustee of the White Marsh Mall Mortgage Loan prior to October 17, 2022 (Omitted. See Explanatory Notes.)

34.38       U.S. Bank Trust Company, National Association, as Trustee of the White Marsh Mall Mortgage Loan on and after October 17, 2022 (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (see Exhibit 34.6)

34.40       Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (see Exhibit 34.8)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

Date: March 9, 2023